Form 10-K
period 2018-02-28
CarMax Auto Owner Trust 2016-4
filed 2018-05-18
CIK 1686277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2018
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

Date: May 18, 2018

CARMAX AUTO OWNER TRUST 2016-4

By:	CarMax Auto Funding LLC,
as Depositor on behalf of CarMax Auto Owner Trust 2016-4

By:	/s/ Enrique Mayor-Mora
Name:	Enrique Mayor-Mora
Title:	Vice President and Treasurer
(Senior officer in charge of securitization)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Formation of CarMax Auto Funding LLC.*
3.2	Amended and Restated Limited Liability Company Agreement of CarMax Auto Funding LLC dated as of December 1, 2004.**
4.1	Indenture dated as of October 1, 2016 between the Issuing Entity and U.S. Bank National Association, as indenture trustee (including forms of the Notes).***
4.2	Amended and Restated Trust Agreement dated as of October 1, 2016 between CarMax Auto Funding LLC, as depositor, and Wilmington Trust, National Association, as owner trustee.***
31.1	Rule 13a-14(d)/15d-14(d) Certification of CarMax Auto Funding LLC (Section 302 Certification).
33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of CarMax Business Services, LLC.
33.2	Report on Assessment of Compliance with Applicable Servicing Criteria of U.S. Bank National Association.
34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of CarMax Business Services, LLC.
34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, on behalf of U.S. Bank National Association.
35.1	Annual Servicing Compliance Statement of CarMax Business Services, LLC.
99.1	Sale and Servicing Agreement dated as of October 1, 2016 among the Issuing Entity, CarMax Auto Funding LLC, as depositor, and CarMax Business Services, LLC, as servicer.***
99.2	Receivables Purchase Agreement dated as of October 1, 2016 between CarMax Business Services, LLC, as seller, and CarMax Auto Funding LLC, as purchaser.***
99.3	Administration Agreement dated as of October 1, 2016 among the Issuing Entity, CarMax Business Services, LLC, as administrator, and U.S. Bank National Association, as indenture trustee.***
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